Form 10-K405
period 1997-12-31
COMMERCIAL MORTGAGE PASS THROUGH CERTIFICATES SER 1997 ML1
filed 1998-03-31
CIK 1058668

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                       Commission file number 333-13725-1

              TRUST CREATED BY COMMERCIAL MORTGAGE ACCEPTANCE CORP.

      (under a Pooling & Servicing Agreement dated as of December, 1, 1997, which Trust is the issuer of Commercial Mortgage Pass-Through
                         Certificates, Series 1997-ML1)
           ----------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

New York                                       36-4200879
(State or other jurisdiction                   (I.R.S. Employer of
incorporation or organization)                 Identification No.)

                              LaSalle National Bank
                       135 South LaSalle Street, Suite 200
                          Chicago, Illinois 60674-4107

        Registrant's telephone number, including area code (800) 246-5761

      Securities   registered   pursuant  to  Section  12(b)  of  the  Act:  Not
applicable.

      Securities   registered   pursuant  to  Section  12(g)  of  the  Act:  Not
applicable.
           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1997: Not applicable.

Number of shares of common stock as of December 31, 1997: Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

                                     PART I

ITEM 1.    BUSINESS

      The Registrant issued Commercial Mortgage Pass-Through Certificates, Series 1997-ML1 (the "Securities") pursuant to a Pooling and Servicing Agreement stated as of December 1, 1997 (the "Cut-off Date") among Commercial Mortgage Acceptance Corp., as Depositor, Midland Loan Services, L.P., as Master Servicer and Group 1 Special Servicer, CRIIMI MAE, as Group 2 Special Servicer and NOM Special Servicer, LaSalle National Bank, as Trustee, and ABN AMRO Bank N.V., as Fiscal Agent. The assets of the Trust consist primarily of a pool of twelve conventional, fixed rate mortgage loans or groups of cross-collateralized and cross-defaulted mortgage loans (the "Mortgage Loans") having an aggregate principal balance as of the Cut-off Date of approximately $848,482,929. The Mortgage Loans are secured by Multi-family and Commercial Properties (each, a "Mortgaged Property"). The Trust was formed on December 30, 1997. As a result, the Trust did not have any significant operations in 1997. Security Holders receive Monthly Reports regarding distributions.

ITEM 2.    PROPERTIES.

     Information regarding the Mortgaged Properties securing the Mortgage Loans is set forth in the Prospectus Supplement and the Monthly Reports to Security Holders. Selected financial data for the Mortgaged Properties securing Mortgage Loans that exceed 10% of the aggregate principal balance of the Mortgage Loans on the Cut-off Date is included in Item 6 below. The Trust will acquire title to real estate only upon default of the mortgagors under the Mortgage Loans. As of March 30, 1998, the Trust Fund did not own any real estate. Therefore, this item is inapplicable.

ITEM 3.    LEGAL PROCEEDINGS.

      There are no material pending legal proceedings involving the Trust or, with respect to the Trust or the Mortgage Loans, the Trustee, any custodian, the Servicer or the Depositor, other than ordinary routine litigation incidental to the Trustee's, any custodian's, the Servicer's or the Depositor's duties under the Pooling and Servicing Agreement.


                                     PART II

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of Security Holders during the fiscal year covered by this report.


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.

(a) The Registrant's Series 1997-ML1 Securities represent non-recourse obligations of the Trust, such Trust having assets which consist of the Mortgage Loans. Strictly speaking, Registrant has no "common equity," but for purposes of this Item only, Registrant's Commercial

Mortgage Pass-Through Certificates, Series 1997-ML1 (the "Securities"), are treated as "common equity."

      (a) Market Information. There is no established public trading market for Registrant's Securities. Registrant believes the Securities are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

      (b) Holders. The approximate number of registered holders of all classes of Securities as of December 31, 1997 was less than 50.

      (c) Dividends. Not applicable. The information regarding dividends required by sub-paragraph (c) of Item 201 of Regulation S-K is inapplicable because the Trust does not pay dividends. However, information as to distribution to Security Holders will be provided in the Monthly Reports to Security Holders for each month in which a distribution to Security Holders is made. Since the Trust was formed on December 30, 1997, no distributions were made in 1997.

(b) The following information reports the Registrant's use of proceeds in connection with its offering of the Securities:

     The Registrant registered $730 million of Commercial Mortgage Backed Certificates, issuable in series, pursuant to a Registration Statement on Form S-3 (File No. 333-13725), which was declared effective November 26, 1997. In addition, the Registrant registered an additional $75 million of Commercial Mortgage Back Certificates on Form S-3 (File No. 333-42835) pursuant to Rule 462(b) on December 19, 1997.

     On December 5, 1997, the Registrant commenced its offering of its Commercial Mortgage Backed Certificates, Series 1997-ML1 (the "Certificates"). Merrill Lynch, Pierce, Fenner & Smith Incorporated served as underwriter for the offering. On December 30, 1997, the Registrant sold the following Certificates in the offering.

                -------------------------------------------
                Title of Class    Principal Amount of Class
                -------------------------------------------
                Class A-1               $142,191,000
                -------------------------------------------
                Class A-2               $117,378,000
                -------------------------------------------
                Class A-3               $220,490,334
                -------------------------------------------
                Class A-4               $ 96,908,666
                -------------------------------------------
                Class B                 $ 59,394,000
                -------------------------------------------
                Class C                 $ 46,666,000
                -------------------------------------------
                Class D                 $ 46,667,000
                -------------------------------------------
                Class E                 $ 16,969,000
                -------------------------------------------
                Class IO                         (1)
                -------------------------------------------
           ---------------------
           (1) The Class IO Certificates are interest only certificates and do not have a principal balance.

     All of the offered Certificates were sold. The aggregate offering price for the Certificates was $796,535,232. The offering terminated prior to the sale of all the securities registered, due to the fact the offering represented a take down off the Company's shelf registration pursuant to Rule 415.

      The Registrant's estimated expenses in connection with the offering are estimated to be approximately $400,000. None of such amounts were paid to officers, directors, 10% stockholders or other affiliates of the Registrant. The remaining expenses of the offering were paid by the mortgage loan seller from the proceeds of the sale of the mortgage loans to the Registrant.

      All of the net proceeds from the offering ($796,135,232, after deducting estimated expenses) were used to acquire the mortgage loans being transferred to the Trust created by the Registrant in connection with the offering. None of such amounts were paid to officers, directors, 10% stockholders or other affiliates of the Registrant. The use of the proceeds does not represent a material change in the use of proceeds described in the prospectus.

ITEM 6.    SELECTED FINANCIAL DATA.

     Not Applicable. Because of the limited activities of the Trust, information with respect to the performance of the Trust will be summarized in the Monthly Reports to Security Holders.

      The following is selected financial information for three of the Mortgage Properties securing Mortgage Loans exceeding more than 10% of the aggregate principal balance of the Mortgage Loans as of the Cut-off Date:


                              Copley Place

                              Unaudited Financial Statements

                                 1997
                              ----------
              INCOME:
  Base Rental Revenue          32,141,000
   Expense Recoveries          11,408,000
       Tax Recoveries
 Replacement Reserves
     Percentage Rents             989,000
              Parking           8,888,000
        Miscellaneous             730,000
     Operating Income
-----------------------------------------------
      Potential Gross         $54,156,000
               Income
===============================================
       Less:  Vacancy                   0
            Allowance
      EFFECTIVE GROSS         $54,156,000
               INCOME
===============================================

  OPERATING EXPENSES:
      Management Fees           1,896,000
    Contract Services
Repairs & Maintenance           5,794,000
              Payroll
       Administrative           1,091,000
      Parking Expense

            Utilities           4,419,000
                  CAM
 Replacement Reserves
           Legal Fees
Miscellaneous Expense           3,410,000

      FIXED EXPENSES:
            Insurance
                Taxes           8,759,000
          Ground Rent
       TOTAL EXPENSES         $25,369,000
-------------------------------------------------------------------
 NET OPERATING INCOME         $28,787,000
===================================================================

         TI's & LC's:
  Tenant Improvements(1)        5,796,000

  Leasing Commissions             629,000
-------------------------------------------------------------------
        NET CASH FLOW         $22,362,000
===================================================================


           (1) Tenant
         Improvements
    includes building
 improvements, tenant
      improvements, &
        other capital
        expenditures.

                                     Tower 45
                                     One Orlando Center

                                       Unaudited Financial Statements

                                      Tower      Orlando
                                       1997        1997     Consolidated
                                   ----------- -----------  ------------
              INCOME:
  Base Rental Revenue              $19,813,415  $8,808,638   $28,622,053
   Expense Recoveries                                                 0
       Tax Recoveries                                                 0
 Replacement Reserves                                                 0
     Percentage Rents                                                 0
              Parking                                                 0
        Miscellaneous                   56,417      39,396       95,813
     Operating Income
--------------------------------------------------------------------------------
      Potential Gross              $19,869,832  $8,848,034   $28,717,866
               Income
================================================================================
       Less:  Vacancy                        0           0             0
            Allowance
      EFFECTIVE GROSS              $19,869,832  $8,848,034   $28,717,866
               INCOME
================================================================================
  OPERATING EXPENSES:
      Management Fees                  755,432     329,884    1,085,316
    Contract Services                                                 0
            Repairs &                3,108,776   1,674,481    4,783,257
      Maintenance (1)
              Payroll                                                 0
       Administrative                  318,423      22,040      340,463
      Parking Expense                                                 0
            Utilities                                                 0
                  CAM                                                 0
 Replacement Reserves                                                 0

           Legal Fees                                                 0
Miscellaneous Expense                                                 0

      FIXED EXPENSES:
            Insurance                                                 0
                Taxes                3,663,325     892,450    4,555,775
          Ground Rent                                                 0
       TOTAL EXPENSES               $7,845,956  $2,918,855  $10,764,811
--------------------------------------------------------------------------------
 NET OPERATING INCOME              $12,023,876  $5,929,179  $17,953,055
================================================================================
         TI's & LC's:
  Tenant Improvements                                                 0
  Leasing Commissions                                                 0
----------------------          --------------  ----------  --------------------
        NET CASH FLOW              $12,023,876  $5,929,179  $17,953,055
================================================================================


         (1) Property
          operating &
  maintenance expense

                                 Franklin Mills


                              Unaudited Financial Statements

                                  1997
                              ------------
              INCOME:
  Base Rental Revenue         $16,214,392
   Expense Recoveries           9,545,968
       Tax Recoveries
 Replacement Reserves
     Percentage Rents             441,889
              Parking
        Miscellaneous           3,081,809
     Operating Income
-------------------------------------------------
      Potential Gross         $29,284,058
               Income
=================================================
       Less:  Vacancy                   0
            Allowance
      EFFECTIVE GROSS         $29,284,058
               INCOME
=================================================

  OPERATING EXPENSES:
      Management Fees             739,968
    Contract Services
Repairs & Maintenance             942,417
              Payroll           3,360,684
       Administrative
      Parking Expense
            Utilities             838,344
                  CAM
 Replacement Reserves
           Legal Fees
        Miscellaneous           1,720,135
          Expense (1)

      FIXED EXPENSES:
            Insurance             763,397

                Taxes           3,948,382
          Ground Rent
       TOTAL EXPENSES         $12,313,327
-------------------------------------------------------------------
 NET OPERATING INCOME         $16,970,731
===================================================================

         TI's & LC's:
  Tenant Improvements(1)
  Leasing Commissions
-------------------------------------------------------------------
        NET CASH FLOW         $16,970,731
===================================================================


      (1) Recoverable
        miscellaneous
 operating expenses &
      Non-Recoverable
      other operating
             expenses

     Financial information for the Newton and Shiloh loans, each of which exceeds 10% of the aggregate principal balance of the Mortgage Loans as of the Cut-off Date, has not been provided by the related borrower as of March 31, 1998. Pursuant to the relevant loan documents, such financial information need not be provided until April 30, 1998. This information will be filed by Registrant in a Current Report on Form 8-K as soon as it is available.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION.

      Not applicable. The information required by item 303 of Regulation S-K is inapplicable because the Trust does not have management per se, but rather the Trust has a Trustee who causes the preparation of the Monthly Reports to Security Holders. Information concerning the Mortgage Loans and distributions to the Security Holders is contained in the Monthly Reports to Security Holders. Since the Trust was formed on December 30, 1997 and did not conduct any significant substantive operations in 1997, the Annual Statement of Compliance and the Annual Servicing Report are not applicable for 1997.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.

           Not Applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           Not Applicable.   Because  of  the  limited activities  of the Trust,
information with respect to the Trust will be summarized in the Monthly Reports to Security Holders.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

      Not applicable. The Trust does not have officers or directors.  Therefore,
the   information   requested  by  items  401  and  405  of  Regulation  S-K  is inapplicable.

ITEM 11.   EXECUTIVE COMPENSATION.

      Not applicable. The Trust does not have officers or directors. Therefore, the information requested by item 402 of Regulation S-K is inapplicable.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

      (a) Security ownership of certain beneficial owners. Not applicable. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Securities generally do not have the right to vote and are prohibited from taking part in management of the Trust. Therefore, the information requested by item 403(a) of Regulation S-K is inapplicable.

      (b) Security ownership of management. Not applicable. The Trust does not have any officers or directors. Therefore, the information requested by item 403(b) of Regulation S-K is inapplicable.

      (c) Changes in control. Not applicable. Because Security Holders do not possess, directly or indirectly, the power to direct or cause the direction of the management and policies of the Trust, other than with respect to certain required consents to amendments to the Pooling and Servicing Agreement and the ability of holders of specified amounts of the Securities to act as a group in the event of the occurrence of certain events which if continuing would constitute events of default under the Pooling & Servicing Agreement, the information requested with respect to item 403(c) of Regulation S-K is inapplicable.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Not applicable. The Trust does not have officers or directors and under the Pooling and Servicing Agreement governing the Trust, the holder of the Securities generally do not have the right to vote. Therefore, the information requested by items 404 of Regulation S-K is inapplicable.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

      (a)  The following is a list of documents filed as part of this report:

           EXHIBITS

           *4.1 Pooling  and  Servicing  Agreement  dated as of December 1, 1997
                (Exhibit 99.1 to Registrant's Form 8-K Report dated December 30,
                1997).


           -----------------
           * Asterisk indicates exhibits incorporated by reference as indicated.


      (b) Reports on Form 8-K.

           (1)   Form 8-K dated December 30, 1997 covering Items 2  and 7.

      (c) The exhibits required to be filed by Registrant pursuant to item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

      (d)  Not  Applicable.   The  Trust  does  not  have  any  subsidiaries  or
           affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.

                    SUPPLEMENTAL INFORMATION TO BE FURNISHED
                  WITH REPORTS FILED PURSUANT TO SECTION 15(D)
                    BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT

      No Annual report, proxy statement, form of proxy or other soliciting material has been sent to Security Holders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.

                                    SIGNATURE


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          MIDLAND LOAN SERVICES,  L. P., not in its
                          individual  capacity but solely as a duly
                          authorized  agent of Registrant  pursuant
                          to  Section   3.22  of  the  Pooling  and
                          Servicing  Agreement dated as of December
                          1, 1997

                          By:  Midland Data System, Inc., its General Partner


                               By: /s/ Lawrence D. Ashley
                                   __________________________________________
                               Name: Lawrence D. Ashley
                               Title: Director of MBS Programs

Date: March 31, 1998

                                  EXHIBIT INDEX

EXHIBIT                   DOCUMENT


*4.1 Pooling and Servicing Agreement dated as of December 1, 1997 (Exhibit 99.1 to Registrant's Form 8-K Report dated December 30, 1997).

--------------------
*     Asterisk indicates exhibits incorporated by reference as indicated.